Form 10-K
period 1996-08-30
MERCANTILE CREDIT CARD MASTER TRUST
filed 1996-11-27
CIK 937940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED:                               COMMISSION FILE NUMBER:
      August 30, 1996                                          33-89380-01


               MERCANTILE BANK OF ILLINOIS NATIONAL ASSOCIATION,
                on behalf of MERCANTILE CREDIT CARD MASTER TRUST
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


              United States of America               37-0152681
              ------------------------               ----------
            (State or other jurisdiction          (I.R.S. Employer
          of incorporation or organization)      Identification No.)

                               140 West Hawthorne
                            Hartford, Illinois 62048
                            ------------------------
              (Address of principal executive offices) (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (618) 251-2035

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      Mercantile Credit Card Master Trust Class A Floating Rate Credit Card Participation Certificates, Series 1995-1, and Class B Floating Rate Credit Card Participation Certificates, Series 1995-1

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes   x     No
    -----      -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                             INTRODUCTORY NOTE
                             -----------------

Mercantile Bank of Illinois National Association (the "Originator"), the originator of the Mercantile Credit Card Master Trust (referred to herein as the "Registrant" or the "Trust"), is the originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated May 17, 1995, and the Series 1995-1 Supplement dated May 17, 1995, by and between the Originator and The Chase Manhattan Bank (the successor-by-merger to Chemical
Bank), as the trustee (the "Trustee"), providing for the issuance of the Mercantile Credit Card Master Trust Class A Floating Rate Credit Card Participation Certificates, Series 1995-1, and Class B Floating Rate Credit Card Participation Certificates, Series 1995-1 (collectively, the "Certificates"). The Certificates represent obligations of, and interests in, the Registrant and do not represent obligations of, or any interest in, the Originator. On behalf of the Registrant, by letters dated May 15, 1995, and July 6, 1995, the Originator made application pursuant to Section 12(h) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. Pursuant to the Response of the Office of Chief Counsel Division of Corporate Finance of the Securities and Exchange Commission dated August 23, 1995, granting Originator's request for such exemption pursuant to Section 12(h), Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


                                    PART I
                                    ------


ITEM 1.    BUSINESS
-------    --------

           Not Applicable

ITEM 2.    PROPERTIES
-------    ----------

           Not Applicable

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------    ----------------------------------------------------

           None

                                   PART II
                                   -------



ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
-------    AND RELATED STOCKHOLDER MATTERS.
           --------------------------------

           The Certificates representing investors' interests in the Trust are represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").

           To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

            Not Applicable

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

           Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

            Not Applicable

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
-------    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------------------

           None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

           Not Applicable

                                  PART III
                                  --------



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
--------   BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------

           (a) The Certificates of each class of each series representing investors' interests in the Trust are represented by Certificates registered in the name of Cede & Co., the nominee of the DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, as of the Registrant's fiscal year end, August 30, 1996, Cede & Co. is the sole holder of record of Certificates. Cede & Co. holds the Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. Direct DTC participants may own Certificates for their own accounts or hold them for the accounts of their customers. As of August 30, 1996, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each class of each series outstanding on that date:


           Title                   Aggregate Amount        Percentage
           of Class                of Certificate          of Ownership
           --------                --------------          ------------

   Series 1995-1

           Class A

            Bank of New York        $ 20,000,000               6.17%

            Bankers Trust Company     41,700,000              12.87

            Morgan Guaranty Trust    113,850,000              35.14
              Co. of New York

            Republic National         27,000,000               8.33
              Bank of New York
              Investment Account

            Swiss American            60,000,000              18.52
              Securities Inc.

           Class B

            First National Bank      $15,000,000              37.50%
              of Chicago

            Morgan Stanley & Co.      20,000,000              50.00

            State Street Bank/         5,000,000              12.50
              Custodian



The address of each of the above participants is:

           c/o The Depository Trust Company
           55 Water Street
           New York, NY 10041

           (b)   Not Applicable

           (c)   Not Applicable

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

           None


                                   PART IV
                                   -------



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
--------   SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------

(a)   The following documents are filed as part of this Report:

      3.    Exhibits

            19.1 Independent Auditor's Report with respect to Compliance with the Servicing Requirements of the Mercantile Credit Card Master Trust Pooling and Servicing Agreement and Series 1995-1 Supplement.

            19.2 Independent Auditor's Report with respect to Compliance with the Article III, Section 3.04(b) of the Mercantile Credit Card Master Trust Pooling and Servicing Agreement.

            19.3 Annual Statement of Mercantile Bank of Illinois National Association dated as of November 25, 1996.

            The Annual Report for calendar year 1996 is not required to be delivered until January 31, 1997.

(b) During the quarter ended August 30, 1996, three reports on Form 8-K were filed with respect to the Trust. Such reports were dated June 13, 1996; July 10, 1996; and August 13, 1996; and each report reported the following item:

            Item 5. Other Events

(c)   See Item 14(a) 3. above.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Mercantile Bank of Illinois
                                          National Association, as Originator
                                          of the Trust



Date:  November 27, 1996                  By:  /s/ Kenneth E. Schutte
                                             ----------------------------------
                                          Name:   Kenneth E. Schutte
                                          Title: Executive Vice President

                               EXHIBIT INDEX

EXHIBIT
-------

19.1 Independent Auditor's Report with respect to Compliance with the Servicing Requirements of the Mercantile Credit
      Card Master Trust Pooling and Servicing Agreement and
      Series 1995-1 Supplement.


19.2 Independent Auditor's Report with respect to Compliance with the Article III, Section 3.04(b) of the Mercantile
      Credit Card Master Trust Pooling and Servicing Agreement.


19.3  Annual Statement of Mercantile Bank of Illinois National
      Association dated as of November 25, 1996.
