Form 10-K
period 1997-08-30
MERCANTILE CREDIT CARD MASTER TRUST
filed 1997-12-01
CIK 937940

                     Securities and Exchange Commission
                           Washington, DC 20549

                                Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIZATION EXCHANGE ACT OF 1934

FOR THE YEAR ENDED:                                    COMMISSION FILE NUMBER:
 August 30, 1997                                             33-89380-01

                   MERCANTILE BANK NATIONAL ASSOCIATION.
            on behalf of MERCANTILE CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             United States of America                37-0152681
             ------------------------                ----------
           (State or other jurisdiction            (IRS Employer
        of incorporation or organization)        Identification No.)

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

YES      X             NO
     ---------             ---------

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                          INTRODUCTORY NOTE
                          -----------------

Mercantile Bank National Association (the "Originator"), the originator of the Mercantile Credit Card Master Trust (referred to herein as the
"Registrant" or the "Trust"), is the Originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated May 17, 1995, and the Series 1995-1 Supplement dated May 17, 1995, by and between the Originator and The Chase Manhattan Bank (the successor-by-merger to Chemical
Bank), as the trustee (the "Trustee"), providing for the issuance of the Mercantile Credit Card Master Trust Class A Floating Rate Credit Card Participation Certificates, Series 1995-1, and Class B Floating Rate Credit Card Participation Certificates, Series 1995-1 (collectively, the "Certificates"). The Certificates represent obligations of, and interests in, the Registrant and do not represent obligations of, or any interest in, the Originator. On behalf of the Registrant, by letter dated May 15, 1995, and July 6, 1995, the Originator made application pursuant to Section 12 (b) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. Pursuant to the Response of the Office of Chief Counsel Division of Corporate Finance of the Securities and Exchange Commission dated August 23, 1995, granting Originator's request for such exemption pursuant to Section 12(b), Originator is not required to respond to various items of the Form 10-K. Such items are designated herein as "Not Applicable".


                                 PART I
                                 ------

ITEM 1.              BUSINESS
-------
              -------------------------------------
                     Not Applicable


ITEM 2.              PROPERTIES
-------
              -------------------------------------
                     Not Applicable


ITEM 3.              LEGAL PROCEEDINGS
-------
              -------------------------------------
                     None


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
-------
              -------------------------------------------------------------
                     None

                               PART II
                               -------

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------              STOCKHOLDER MATTERS.

              -------------------------------------------------------------
                     The Certificates representing investors' interests in the Trust are represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").



ITEM 6.              SELECTED FINANCIAL DATA
-------
              -------------------------------------------------
                     Not Applicable


ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------              CONDITION AND RESULTS OF OPERATIONS.

              -------------------------------------------------------------
                     Not Applicable


ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------
              -------------------------------------------------
                     Not Applicable


ITEM 9.              CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
-------              ACCOUNTING AND FINANCIAL DISCLOSURE

              -------------------------------------------------
                     None


ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------
              -------------------------------------------------
                     Not Applicable


ITEM 11.             EXECUTIVE COMPENSATION
--------

              -------------------------------------------------
                     Not Applicable

                               PART III
                               --------

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

              ---------------------------------------------------------------


                     (a) The Certificates of each class of each series representing investors' interests in the Trust are represented by Certificates registered in the name of Cede & Co., the nominee of The DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, as of the Registrant's fiscal year end, August 30, 1997, Cede & Co. is the sole holder of records of Certificates. Cede & Co. holds the Certificates on behalf of brokers, dealers, banks and other direct participants in The DTC system. Direct DTC participants may own Certificates for their own accounts or hold them for the accounts of their customers. As of August 30, 1997, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each class of each series outstanding on that date:

                     Title                                                  Aggregate Amount             Percentage
                     Of Class                                               of Certificate               of Ownership
                     --------                                               ----------------             ------------

Series 1995-1
                     Class A

                     Chase Manhattan                                           $87,850,000                  27.11%
                     SWISS America                                             $60,000,000                  18.52%
                     Boston Safe                                               $32,825,000                  10.13%
                     Bank of New York                                          $30,000,000                   9.26%
                     Republic Bank Investments                                 $27,000,000                   8.33%
                     Bankers Trust                                             $19,500,000                   6.02%
                     Chase Securities                                          $18,315,000                   5.65%

                     Class B

                     NBD Municipal                                             $15,000,000                  37.50%
                     Bank of Boston                                            $10,000,000                  25.00%
                     SANWA Bank                                                $10,000,000                  25.00%
                     SSB Cust                                                  $ 5,000,000                  12.50%


The address of each of the above participants is:

                     c/o The Depository Trust Company
                     7 Hanover Square
                     23rd floor, Proxy Department
                     New York, New York 10004

                     (b)  Not Applicable

                     (c)   Not Applicable

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

              -------------------------------------------------------
                     None


ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------             ON FORM 8-K

              -------------------------------------------------------

(a)   The following documents are filed as part of this Report:

      3.  Exhibits

          19.1 Independent Auditors' Report with respect to Compliance with the Servicing Requirements of the Mercantile Credit Card Master Trust Pooling and Servicing Agreement and applicable provisions of the Series 1995-1 Supplement.

          19.2 Independent Auditors' Report with respect to Compliance with the Article III, Section 3.04(b) of the Mercantile Credit Card Master Trust Pooling and Servicing Agreement an applicable provisions of the Series 1995-1 Supplement.

          19.3 Annual Statement of Mercantile Bank National Association dated as of November 25, 1997.

          The Annual Report for calendar year 1997 is not required to be delivered until January 31, 1998.


During the quarter ended August 30, 1997, three reports on Form 8-K were filed with respect to the Trust. Such reports were dated June 12, 1997,; July 11, 1997; and August 13, 1997; and each report reported the following item:

                  Item 5. Other Events.


(a)   See Item 14(a)  3. Above.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Mercantile Bank National Association,
                                        as Originator of the Trust


Date:  November 28, 1997

                                        By: /s/ Jeffrey D. Cary
                                            --------------------

                                                Jeffrey D. Cary
                                                Vice President

                                       EXHIBIT INDEX

EXHIBIT
-------
                                                                                                  Page
                                                                                                  ----
19.1   Independent Auditors' Report with respect to Compliance with the
       Servicing Requirements of the Mercantile Credit Card Master Trust
       Pooling and Servicing Agreement and and applicable provisions of the
       Series 1995-1 Supplement.                                                                    8


19.2   Independent Auditors' Report with respect with respect to Compliance
       With Article III Section 3.04(b) of the Mercantile Credit Card Master
       Trust Pooling and Servicing Agreement and applicable provisions of the
       Series 1995-1 Supplement.                                                                   10


19.3   Annual Statement of Mercantile Bank National Association dated as of
       November 28, 1997.                                                                           12

