Form 10-K
period 1998-08-30
MERCANTILE CREDIT CARD MASTER TRUST
filed 1998-11-25
CIK 937940

                      Securities and Exchange Commission
                             Washington, DC 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE YEAR ENDED:                        COMMISSION FILE NUMBER:
          August 30, 1998                               33-89380-01

                     MERCANTILE BANK NATIONAL ASSOCIATION
               on behalf of MERCANTILE CREDIT CARD MASTER TRUST
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


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

YES   X                NO
   -------               -------

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                               INTRODUCTORY NOTE
                               -----------------

Mercantile Bank National Association (the "Originator"), the originator of the Mercantile Credit Card Master Trust (referred to herein as the "Registrant" or the "Trust"), is the Originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated May 17, 1995, and the Series 1995-1 Supplement dated May 17, 1995, by and between the Originator and The Chase Manhattan Bank (the successor-by-merger to Chemical
Bank), as the trustee (the "Trustee"), providing for the issuance of the Mercantile Credit Card Master Trust Class A Floating Rate Credit Card Participation Certificates, Series 1995-1, and Class B Floating Rate Credit Card Participation Certificates, Series 1995-1 (collectively, the "Certificates"). The Certificates represent obligations of, and interests in, the Registrant and do not represent obligations of, or any interest in, the Originator. On behalf of the Registrant, by letter dated May 15, 1995, and July 6, 1995, the Originator made application pursuant to Section 12(b) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. Pursuant to the Response of the Office of Chief Counsel Division of Corporate Finance of the Securities and Exchange Commission dated August 23, 1995, granting Originator's request for such exemption pursuant to Section 12(b), Originator is not required to respond to various items of the Form 10-K. Such items are designated herein as "Not Applicable".


                                    PART I
                                    ------

ITEM 1.           BUSINESS
-------       ------------------------------
                  Not Applicable


ITEM 2.           PROPERTIES
-------       ------------------------------
                  Not Applicable


ITEM 3.           LEGAL PROCEEDINGS
-------       ------------------------------
                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
-------       ------------------------------------------------------------
                  None

                                    PART II
                                    -------


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------           STOCKHOLDER MATTERS.
              -----------------------------------------------------------------
                  The Certificates representing investors' interests in the Trust are represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust
                  Company ("DTC").


ITEM 6.           SELECTED FINANCIAL DATA
-------       -------------------------------------------------------
                  Not Applicable


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           CONDITION AND RESULTS OF OPERATIONS.
              -----------------------------------------------------------------
                  Not Applicable


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------       -------------------------------------------------------
                  Not Applicable


ITEM 9.           CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
-------           ACCOUNTING AND FINANCIAL DISCLOSURE
              -------------------------------------------------------
                  None


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      -------------------------------------------------------
                  Not Applicable


ITEM 11.          EXECUTIVE COMPENSATION
--------      -------------------------------------------------------
                  Not Applicable

                                   PART III
                                   --------

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------          MANAGEMENT
              -----------------------------------------------------------------

                  (a) The Certificates of each class of each series representing investors' interests in the Trust are represented by Certificates registered in the name of Cede & Co., the nominee of The DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, as of the Registrant's fiscal year end, August 30, 1998, Cede & Co. is the sole holder of records of Certificates. Cede & Co. holds the Certificates on behalf of brokers, dealers, banks and other direct participants in The DTC system. Direct DTC participants may own Certificates for their own accounts or hold them for the accounts of their customers. As of August 30, 1998, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each class of each series outstanding on that date:

                           Title                            Aggregate Amount              Percentage
                           Of Class                         of Certificate                of Ownership
                           --------                         ----------------              ------------
Series 1995-1
                           Class A

                           SWISS America                    $60,000,000                     18.52%
                           Bank of New York                 $50,000,000                     15.43%
                           Chase Manhattan                  $48,760,000                     15.04%
                           Bankers Trust                    $39,500,000                     12.19%
                           Citibank                         $33,790,000                     10.43%
                           Boston Safe                      $32,200,000                      9.94%
                           Republic Bank Investments        $27,000,000                      8.33%

                           Class B

                           NBD Municipal                    $15,000,000                     37.50%
                           Boston Safe                      $10,000,000                     25.00%
                           Chase Manhattan                  $10,000,000                     25.00%
                           SSB                              $ 5,000,000                     12.50%

The address of each of the above participants is:

                     c/o The Depository Trust Company
                     7 Hanover Square
                     23rd floor, Proxy Department
                     New York, New York 10004

                     (b)  Not Applicable

                     (c)  Not Applicable

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------      -----------------------------------------------------------------
                     None


ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------             ON FORM 8-K
              -----------------------------------------------------------------

(a)   The following documents are filed as part of this Report:

      3.  Exhibits

          19.1 Independent Auditors' Report and Management Report with respect to Compliance with the Servicing Requirements of the Mercantile Credit Card Master Trust Pooling and Servicing Agreement and applicable provisions of the Series 1995-1 Supplement.

          19.2 Independent Auditors' Report and Management Report with respect to Compliance with the Article III, Section 3.04(b) of the Mercantile Credit Card Master Trust Pooling and Servicing Agreement and applicable provisions of the Series 1995-1 Supplement.

          19.3 Annual Statement of Mercantile Bank National Association dated as of September 25, 1998.

          The Annual Report for calendar year 1998 is not required to be delivered until January 31, 1999.

During the year ended August 30, 1998, twelve reports on Form 8-K were filed with respect to the Trust. Such reports were dated September 16,1997; October 20, 1997; November 19, 1997; December 16, 1997; January 21, 1998;
February 19, 1998; March 18, 1998; April 17, 1998; May 18, 1998; June 18,
1998; July 20, 1998; and August 18, 1998; and each report reported the following item:

                   Item 5. Other Events.

(a)   See Item 14(a)  3. Above.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Mercantile Bank National Association,
                                     as Originator of the Trust


Date:  November 25, 1998

                                     By: /s/ Keith Roever
                                        -------------------------
                                             Keith Roever
                                             President

EXHIBIT INDEX
-------------

                                                                                                  PAGE

19.1     Independent Auditors' Report with respect to Compliance with the
         Servicing Requirements of the Mercantile Credit Card Master Trust
         Pooling and Servicing Agreement and applicable provisions of the
         Series 1995-1 Supplement.                                                                   8


19.2     Independent Auditors' Report with respect with respect to Compliance
         With Article III Section 3.04(b) of the Mercantile Credit Card Master
         Trust Pooling and Servicing Agreement and applicable provisions of the
         Series 1995-1 Supplement.                                                                  10


19.3     Annual Statement of Mercantile Bank National Association dated as of
         September 25, 1998.                                                                        12