Form 10-K
period 1999-08-30
MERCANTILE CREDIT CARD MASTER TRUST
filed 1999-11-24
CIK 937940

                      Securities and Exchange Commission
                             Washington, DC 20549

                                  Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES ACT OF 1934

 FOR THE YEAR ENDED:                                  COMMISSION FILE NUMBER:
   August 30, 1999                                          33-89380-01

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


ITEM 6.            SELECTED FINANCIAL DATA
-------        -------------------------------------------------------------
                   Not Applicable


ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------            CONDITION AND RESULTS OF OPERATIONS.
               -------------------------------------------------------------
                   Not Applicable


ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------        -------------------------------------------------------------
                   Not Applicable


ITEM 9.            CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
-------            ACCOUNTING AND FINANCIAL DISCLOSURE
               -------------------------------------------------------------
                   None


ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------       -------------------------------------------------------------
                   Not Applicable


ITEM 11.           EXECUTIVE COMPENSATION
--------       -------------------------------------------------------------
                   Not Applicable

                                   PART III
                                   --------

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------           MANAGEMENT

                -------------------------------------------------------------

                   (a) The Certificates of each class of each series representing investors' interests in the Trust are represented by Certificates registered in the name of Cede & Co., the nominee of The DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, as of the Registrant's fiscal year end, August 30, 1999, Cede & Co. is the sole holder of records of Certificates. Cede & Co. holds the Certificates on behalf of brokers, dealers, banks and other direct participants in The DTC system. Direct DTC participants may own Certificates for their own accounts or hold them for the accounts of their customers. As of August 30, 1999, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each class of each series outstanding on that date:

                           Title                          Aggregate Amount        Percentage
                           Of Class                        of Certificate        of Ownership
                           --------                       ----------------       ------------
Series 1995-1
                           Class A

                           SWISS America                    $60,000,000             18.52%
                           Bank of New York                 $50,000,000             15.43%
                           Chase Manhattan                  $48,760,000             15.04%
                           Bankers Trust                    $39,500,000             12.19%
                           Norwest Bank                     $23,790,000              7.34%
                           Boston Safe                      $32,200,000              9.94%
                           Republic Bank Investments        $27,000,000              8.33%

                           Class B

                           Bank One Trust                   $15,000,000             37.50%
                           Boston Safe                      $10,000,000             25.00%
                           Chase Manhattan                  $10,000,000             25.00%
                           SSB                              $ 5,000,000             12.50%

The address of each of the above participants is:

                   c/o The Depository Trust Company
                   7 Hanover Square
                   23rd floor, Proxy Department
                   New York, New York 10004

                   (b)  Not Applicable

                   (c)  Not Applicable

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       -------------------------------------------------------------
                   None


ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------           ON FORM 8-K
               -------------------------------------------------------------

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

         19.3 Annual Statement of Mercantile Bank National Association dated as of September 17, 1999.

         The Annual Report for calendar year 1999 is not required to be delivered until January 31, 2000.

During the year ended August 30, 1999, twelve reports on Form 8-K were filed with respect to the Trust. Such reports were dated September 17, 1998;

October 23, 1998; November 16, 1998; December 17, 1998; January 20, 1999;
February 17, 1999; March 17, 1999; April 19, 1999; May 18, 1999; June 18,
1999; July 19, 1999; and August 18, 1999; and each report reported the following item:

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

                                     Mercantile Bank National Association,
                                     as Originator of the Trust


Date:  November 24, 1999

                                     By:   /s/ Keith Roever


                                           Keith Roever
                                           President

EXHIBIT INDEX
-------------

                                                                                              PAGE
19.1     Independent Auditors' Report with respect to Compliance with the
         Servicing Requirements of the Mercantile Credit Card Master Trust
         Pooling and Servicing Agreement and applicable provisions of the
         Series 1995-1 Supplement.                                                              8

19.2     Independent Auditors' Report with respect with respect to Compliance
         With Article III Section 3.04(b) of the Mercantile Credit Card Master
         Trust Pooling and Servicing Agreement and applicable provisions of the
         Series 1995-1 Supplement.                                                             10

19.3     Annual Statement of Mercantile Bank National Association dated as of
         September 17, 1999.                                                                   12