Form 10-K
period 2000-08-31
MERCANTILE CREDIT CARD MASTER TRUST
filed 2000-11-21
CIK 937940

                      Securities and Exchange Commission
                             Washington, DC 20549

                                  Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES ACT OF 1934

FOR THE YEAR ENDED:                                  COMMISSION FILE NUMBER:
  August 31, 2000                                          33-89380-01

                     MERCANTILE BANK NATIONAL ASSOCIATION
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


                                    PART I
                                    ------

ITEM 1.            BUSINESS
-------        -------------------------------------
                   Not Applicable


ITEM 2.            PROPERTIES
-------        -------------------------------------
                   Not Applicable


ITEM 3.            LEGAL PROCEEDINGS
-------        -------------------------------------
                   None


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
-------        -----------------------------------------------------------
                   None

                                   PART II
                                   -------

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.
-------        -------------------------------------------------------------
                   The Certificates representing investors' interests in the Trust are represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").


ITEM 6.            SELECTED FINANCIAL DATA
-------        -------------------------------------------------------------
                   Not Applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------        -------------------------------------------------------------
                   Not Applicable


ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------        -------------------------------------------------------------
                   Not Applicable


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------        -------------------------------------------------------------
                   None


ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------       -------------------------------------------------------------
                   Not Applicable


ITEM 11.           EXECUTIVE COMPENSATION
--------       -------------------------------------------------------------
                   Not Applicable

                                   PART III
                                   --------

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT
--------       -------------------------------------------------------------

                   (a) The Certificates of each class of each series representing investors' interests in the Trust are represented by Certificates registered in the name of Cede & Co., the nominee of The DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, as of the Registrant's fiscal year end, August 31, 2000, Cede & Co. is the sole holder of records of Certificates. Cede & Co. holds the Certificates on behalf of brokers, dealers, banks and other direct participants in The DTC system. Direct DTC participants may own Certificates for their own accounts or hold them for the accounts of their customers. As of August 31, 2000, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each class of each series outstanding on that date:

                   Title                   Aggregate Amount      Percentage
                   Of Class                 of Certificate      of Ownership
                   --------                ----------------     ------------
Series 1995-1
                   Class A

                   SWISS America             $60,000,000           18.52%
                   Bank of New York          $50,000,000           15.43%
                   Chase Manhattan           $48,760,000           15.04%
                   Bankers Trust             $39,500,000           12.19%
                   Wells Fargo               $23,790,000            7.34%
                   Boston Safe               $32,200,000            9.94%
                   HSBC/Republic Bank Inv    $27,000,000            8.33%

                   Class B

                   Bank One Trust            $15,000,000           37.50%
                   Boston Safe               $10,000,000           25.00%
                   Chase Manhattan           $10,000,000           25.00%
                   SSB&CO                    $ 5,000,000           12.50%

The address of each of the above participants is:

                        c/o The Depository Trust Company
                        7 Hanover Square
                        23rd floor, Proxy Department
                        New York, New York 10004

                   (b)  Not Applicable

                   (c)  Not Applicable

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       -------------------------------------------------------------

                   None


ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K
--------       -------------------------------------------------------------

(a)   The following documents are filed as part of this Report:

      3.  Exhibits

          19.1 Management Report with respect to Compliance with the Servicing Requirements of the Mercantile Credit Card Master Trust Pooling and Servicing Agreement and applicable provisions of the Series 1995-1 Supplement.

          19.2    Management Report with respect to Compliance with the
                  Article III, Section 3.04(b) of the Mercantile Credit Card Master Trust Pooling and Servicing Agreement and applicable provisions of the Series 1995-1 Supplement.

          19.3 Annual Statement of Mercantile Bank National Association dated as of November 21, 2000.

          The Annual Report for calendar year 2000 is not required to be delivered until January 31, 2001.

During the year ended August 31, 2000, twelve reports on Form 8-K were filed with respect to the Trust. Such reports were dated September 17, 1999; October 15, 1999; November 17, 1999; December 16, 1999; January 21, 2000;
February 18, 2000; March 17, 2000; April 19, 2000; May 18, 2000; June 20,
2000; July 21, 2000; and August 15, 2000; and each report reported the following item:

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

                                    Mercantile Bank National Association,
                                    as Originator of the Trust


Date:  November 21, 2000

                                    By:   \s\ John Deibel


                                          John Deibel
                                          Vice President

EXHIBIT INDEX
-------------


                                                                        PAGE
19.1   Management Report with respect to Compliance with the
       Servicing Requirements of the Mercantile Credit Card Master
       Trust Pooling and Servicing Agreement and applicable provisions
       of the Series 1995-1 Supplement.                                    8


19.2   Management Report with respect to Compliance with Article III
       Section 3.04(b) of the Mercantile Credit Card Master Trust
       Pooling and Servicing Agreement and applicable provisions of
       the Series 1995-1 Supplement.                                       9


19.3   Annual Statement of Mercantile Bank National Association dated
       as of November 21, 2000.                                           10